Form 10-K
period 2021-12-31
JJY Holding Group
filed 2022-04-11
CIK 1883389

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-53212

JJY Holding Group
(Exact name of registrant as specified in its charter)

Nevada	92-0189305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

528 Pudong Road

16th Floor

Shanghai 200120

China

(Address of principal executive offices) (Zip Code)

+86-21-50917695

(Registrant’s telephone number, including area code)

Beesfree, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

N/A

As of December 31, 2021, the Company has 46,344,728 shares of common stock issued and outstanding

JJY HOLDING GROUP

AKA JJY HOLDING GROUP

ANNUAL REPORT ON FORM 10-K

i

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “JJY Holding Group”, “we,” “us,” “our,” “our Company”.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

PART I

ITEM 1. BUSINESS

Business Overview

(a)	Business Development

JJY Holding Group formerly Beesfree, Inc. (the “Company”) was originally incorporated in the State of Nevada on September 4, 2007 as BNH, Inc. On October 4, 2011, the Company filed Articles of Merger with the Nevada Secretary of State. BNH, Inc merged with JJY Holding Group and the surviving entity name was The Company was a development stage company that planned to develop a proprietary composite food supplement for honeybees, BeesVita PlusTM which believed to prevent the effects of colony collapse disorder (“CCD”). CCD is a phenomenon in which worker bees from a beehive or colony abruptly disappear effectively killing the colony. The Company’s goal was to initially sell products directly to large beekeepers in the United States, Europe and Argentina.

Business operations for JJY Holding Group and its subsidiaries were abandoned by former management and a custodianship action, as described in the subsequent paragraph, was commenced in 2016. The Company filed its last 10-K in 2013, this financial report included liabilities and debts.

On June 16, 2016, the Eighth District Court of Clark County, Nevada granted the Application for Appointment of Custodian as a result of the absence of a functioning board of directors and the revocation of the Company’s charter. The order appointed Bryan Glass (“Mr. Glass”, the “Custodian”) custodian with the right to appoint officers and directors, negotiate and compromise debt, execute contracts, issue stock, and authorize new classes of stock.

The court awarded custodianship to Mr. Glass based on the absence of a functioning board of directors, revocation of the Company’s charter, and abandonment of the business. At this time, Mr. Glass was appointed sole officer and director.

The Company was severely delinquent in filing annual reports for the Company’s charter. The last annual report was filed on December 31, 2013 in on Form 10-K. In addition, the Company was subject to Exchange Act reporting requirements including filing 10Q’s and 10Ks. The Company filed its last 10Q for quarter ending September 30, 2013 and was out of compliance with Exchange Act reporting. Mr. Glass attempted to contact the Company’s officers and directors through letters, emails, and phone calls, with no success.

Mr. Glass was a shareholder in the Company and applied to the Court for an Order appointing Brian Glass as the Custodian. This application was for the purpose of reinstating the Company’s corporate charter to do business and restoring value to the Company for the benefit of the stockholders.

Mr. Glass performed the following actions in its capacity as custodian:

–	Funded any expenses of the Company including paying off outstanding liabilities
–	Brought the Company back into compliance with the Nevada Secretary of State, resident agent, transfer agent
–	Appointed officers and directors and held a shareholders meeting

The Custodian paid the following expenses on behalf of the Company:

–	Nevada Secretary of State for reinstatement of the Company, $4,311
–	Transfer agent, VStock Transfer LLC, $3,045
–	Amended and Restated Articles of Incorporation for the Company, $175

Upon appointment as the Custodian of the Company and under its duties stipulated by the Nevada court, Mr. Glass took initiative to organize the business of the issuer. As Custodian, the duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the Company with the Nevada Secretary of State. Mr. Glass also had authority to enter into contracts and find a suitable merger candidate. Mr. Glass was compensated for its role as custodian in the amount of 30,000,000 shares of Restricted Common Stock. Mr. Glass did not receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was discharged on January 19, 2017.

On April 2, 2018, Mr. Glass entered into a Stock Purchase Agreement with Yan Ping Sheng, whereby Mr. Sheng purchased 30,000,000 shares of Restricted Common Stock. These shares represent the controlling block of stock. Mr. Glass resigned his position of sole officer and director and appointed Yan Ping Sheng as CEO, Treasurer, Secretary, and Director of the Company.

We are currently a shell company, as defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2.

(b)	Business of Issuer

JJY Holding Group is a developmental stage company, incorporated under the laws of the State of Nevada on September 4, 2007. Our plan of business has not been implemented but will incorporate trading agricultural products, food processing, and be a supply chain for supermarkets.

On September 29, 2020, Company changed its name in Nevada, the state of domicile, to JJY Holding Group.

At this time, the Company also cancelled its Convertible Series A Cumulative Stock and its Convertible Series B Cumulative Stock. There were no shares issued and outstanding.

At present financial revenue has not yet been realized. The Company hopes to raise capital in order to fund the acquisitions.

All statements involving our business plan are forward looking statements and have not been implemented as of this filing.

The Company is moving in a new direction, statements made relating to our business plan are forward looking statements and we have no history of performance. Current management does not have any experience in trading agricultural products, food processing, and supply chain management for supermarkets.

We feel that our business plan addresses the need for additional food chain supply on an international level.

We are in the business of trading agricultural products, food processing, or supply chain management for supermarkets. Our vision incorporates the distribution food to supermarkets.

The impact due to Covid-19 has accelerated already robust need for trading agricultural products, food processing, or supply chain management for supermarkets. COVID-19 has created a shortage of labor in some parts of China where it was winter harvest season during the crisis.

Disruption of the food distribution systems has caused considerable problems in sales of agricultural products, although demand is not met in the city during the COVID-19 period. To mitigate the adverse effects of the situation, measures have been taken to match production with sales to help both farmers and consumers. Specifically, the production is mainly connected to three types of buyers: (1) wholesale markets and distributors; (2) supermarkets and shops; (3) communities and neighborhood committees. Our business plan will help mitigate the shortage in the following ways:

Agricultural Products is generally taken to include

•	Rice, wheat, potatoes, tomatoes, cotton, oilseed, corn, soybeans, barley, tea, millet, peanuts

The Company intends to implement its business plan upon raising capital. Subject to available capital, the Company intends to invest in:

Development

•	Identify areas of shortage in the agricultural trade industry
•	Build a digital platform to support our business plan and manage the food supply chain
•	Assemble a management team to implement our business plan
•	Hire a marketing and sales team
•	Develop a business model that is compliant with governmental regulations

Implementation

•	Contract with farmers and food processing plants
•	Contract with supermarkets for delivery of our products to consumers

The analysis will be undertaken by or under the supervision of our management. As of the date of this filing, we have not entered into definitive agreements. In our continued efforts to analyze potential business plan, we intend to consider the following factors:

•	Potential for growth, indicated by anticipated market expansion or new technology;
•	Competitive position of our trading agricultural products, food processing, or supply chain management for supermarkets to our competitors of similar size and experience within the agricultural and processing segment as well as within the industry as a whole;
•	Strength and diversity of management, and the accessibility of required management expertise, personnel, services, professional assistance and other required items;
•	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities or convertible debt, through joint ventures or similar arrangements or from other sources;
•	The extent to which the business opportunity can be advanced in the marketplace; and
•	Other relevant factors

In applying the foregoing criteria, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. Additionally, we will be competing against other entities that may have greater financial, technical, and managerial capabilities for identifying and completing our business plan.

We are unable to predict when we will, if ever, identify and implement our business plan. We anticipate that proposed business plan would be made available to us through personal contacts of our directors, officers and principal stockholders, professional advisors, broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who introduce the Company to business opportunities in which we participate.

As of the time of this filing, the Company has not implemented its business plan.

We expect that our due diligence will encompass, among other things, meetings with incumbent management of the target business and inspection of its facilities, as necessary, as well as a review of financial and other information, which is made available to the Company. This due diligence review will be conducted either by our management or by third parties we may engage. We anticipate that we may rely on the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis.

We may incur time and costs required to select and evaluate our business structure and complete our business plan, which cannot presently be determined with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective international education program that is not ultimately completed may result in a loss to the Company. These fees may include legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses. We have no present arrangements for any of these types of fees.

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys, consultants, and others. Costs may be incurred in the investigation process, which may not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to the Company of the related costs incurred.

Competition

Our company expects to compete with many countries in the agricultural, food processing and supermarket supply chain management industry. In addition, there are several competitors that are larger and more profitable than the Company. We expect that the quantity and composition of our competitive environment will continue to evolve as the industry changes and grows. Additionally, increased competition is possible to the extent that new geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes. We believe that diligently establishing and expanding our funding sources will establish us in an already established industry. Additionally, we expect that establishing our product offerings and supply chain management are factors that mitigate the risk associated with operating in a developing competitive environment. Additionally, the change of the industry as a whole due to COVID-19 regulation will result in our food processing and supply chain management to supermarkets being more efficient due our control of the process from growing to delivery to supermarkets, thereby further mitigating the impact of competition on our future operations and results.

Compliance with agricultural and food processing guidelines will increase development costs and the cost of operating our business. In turn, we may not be able to meet the competitive price point for our end product dictated by the market and our competitors.

Again, these are forward looking statements and not an indication of past performance. There is no guarantee that we will be able to implement our business plan and have no merger candidates as of the time of this filing.

Effect of Existing or Probable Governmental Regulations on the Business

Upon effectiveness of this Form 10, we will be subject to the Exchange Act and the Sarbanes-Oxley Act of 2002. Under the Exchange Act, we will be required to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The Sarbanes-Oxley Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and to strengthen auditor independence. It also (1) requires steps be taken to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; (2) establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; (3) creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; (4) prohibits certain insider trading during pension fund blackout periods; and (5) establishes a federal crime of securities fraud, among other provisions.

We will also be subject to Section 14(a) of the Exchange Act, which requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A. Preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are provided to our stockholders.

Employees

As of December 31, 2021, we had one officer, three directors and no employees. We anticipate that we will begin to fill out our management team as and when we raise capital to begin implementing our business plan. In the interim, we will utilize independent consultants to assist with accounting and administrative matters. We currently have no employment agreements and believe our consulting relationships are satisfactory. We plan to continue to hire independent consultants from time to time on an as-needed basis.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

Our business plan involves a number of very significant risks. Our future business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

Our officers and directors reside outside the United States, investors may have limited legal recourse against them including difficulties in enforcing judgments made against them by U.S. courts. There is neither treaty nor any reciprocal arrangement between China and the United States regarding recognition or enforcement of civil judgments.

Recent statements by the Chinese government indicate an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. Such actions could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

The Company may implement a VIE structure in the future if our operations are located in China. If the PRC government determines that the contractual arrangements constituting part of our VIE structure does not comply with PRC regulations, or if these regulations change or are interpreted differently in the future, our shares may decline in value or be worthless if we are unable to assert our contractual control rights over the assets of our PRC subsidiaries that may conduct all or substantially all of our operations.

We are not currently required to comply with regulations and policies of the Cyberspace Administration of China (CAC) because we have not commenced our business in China.

CAC regulates the collection of personal information, which is recorded electronically, or in any other form, to recognize the identity of a natural person. In light of greater oversight regarding the collection of personal information we will be subject to cybersecurity review upon execution of our contemplated business plan.

Our potential business combination, food supply chain management, will have operations in China and will be subject to cybersecurity review. We face uncertainties as to whether such clearance can be timely obtained, or at all, and we may incur additional time delays to complete any anticipated acquisitions.

In light of greater oversight by CAC for companies seeking to list on a foreign exchange, target business combinations could be impacted. If CAC determines our target business does not meet its requirements, our ability to implement our business plan will be greatly affected

If CAC determines that we have violated any portion of PRC laws and regulation, our ability to obtain or maintain permits or licenses required to conduct business in China may be affected. In the absence of required permits or licenses, governmental authorities may impose material sanctions or penalties on the company. Such actions could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Our Auditor is U.S. based, registered with the PCAOB, and is subject to PCAOB inspections

The Holding Foreign Companies Accountable Act (“HFCAA”) became law in December 2020 and prohibits foreign companies from listing their securities on U.S. exchanges if the auditor has been unavailable for PCAOB inspection or investigation for three consecutive years.

The HFCAA requires the SEC to identify registrants that have retained a registered public accounting firm to issue an audit report where that registered public accounting firm has a branch or office that:

•	Identify areas of shortage in the agricultural trade industry
•	Is located in a foreign jurisdiction; and
•	Identify areas of shortage in the agricultural trade industry
•	The PCAOB has determined that it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction
•	Identify areas of shortage in the agricultural trade industry
•	As reflected on the PCAOB's website, the PCAOB is currently unable to inspect or investigate accounting firms due to a position of the local authority in two jurisdictions: China and Hong Kong

If the PCAOB is unable to inspect the issuer's public accounting firm for three consecutive years, the issuer's securities are banned from trade on a national exchange or through other methods. The United States Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would decrease the number of non-inspection years from three years to two years.

The PRC Anti-monopoly Law Requires Approval for Merger & Acquisition

Under the PRC Anti-monopoly Law, merger & acquisitions that meet certain turnover thresholds must notify the State Administration for Market Regulation (“SAMR”) for merger control clearance and may not be implemented without SAMR’s approval.

The Company may merge with, or acquire, a target company to commence its business operations. If our target business meets the threshold for review by SAMR, Ministry of Commerce (“MOFCOM”), and other national security laws. We will be required to submit applications for review to these regulatory agencies.

The SAMR utilizes a substantive test for merger review. The substantive test takes into consideration the:

•	Identify areas of shortage in the agricultural trade industry
•	Market shares and market control power of the business operators concerned
•	Identify areas of shortage in the agricultural trade industry
•	Concentration levels of relevant markets
•	Identify areas of shortage in the agricultural trade industry
•	Impact of the concentration on market entry, technological development, consumers and other relevant operators
•	Identify areas of shortage in the agricultural trade industry
•	Impact of the concentration on national economic development
•	Identify areas of shortage in the agricultural trade industry
•	Foreign investment

If the merger or acquisition does not meet the SAMR criteria, our application will be denied.

There are material risks to the issuer and its investors if it is determined that the PCAOB is unable to inspect our auditor because of a position taken by an authority in a foreign jurisdiction. The inability to thoroughly inspect or investigate our auditor may cause trading in our securities to be prohibited and an exchange may determine to delist our securities. As a result, our securities could be delisted rendering our stock worthless.

Such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

MOFCOM requires the disclosure of the control persons, defined as any natural person, enterprise, government authority, or international organization that ultimately exercises control over a foreign investment enterprise directly or indirectly through equity interests, contract, trust, or any other means. China has escalated the national security review system (“NSR”) as requested by the MOFCOM. China expanded the scope of its national security review to capture transactions between two foreign parties involving a Chinese company or Chinese interests in conjunctions with PRC Foreign Investment Law and its implementation regulations.

In addition to the NSR system, MOFCOM promulgated the Provisions on the Unreliable Entity List (UEL), under which foreign individuals and entities who are on the UEL may be restricted or prohibited from investing in China. The Company is not on the list of as this time and the list is constantly changing.

Actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Our business is subject to conflicting laws and regulations in China

We are subject to differing and sometimes conflicting laws and regulations in the various China jurisdictions where we provide our services. New laws and regulations may be adopted from time to time to address new issues that come to the authorities' attention. In addition, considerable uncertainties still exist with respect to the interpretation and implementation of existing laws and regulations governing our contemplated business activities. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities regarding issues related to our industry or our business model. As we implement our business plan and expand into new cities or countries or as we add new products and services to our platform, we may become subject to additional laws and regulations that we are not subject to now. Existing or new laws and regulations could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen our growth, which could adversely affect our business and results of operations. Such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Risks related to PRC Securities Law that prevent access to information and regulatory oversight of U.S. authorities

PRC Securities Law state that no overseas securities regulator can directly conduct investigations or evidence collection activities within the PRC and no entity or individual in China may provide documents and information relating to securities business activities to overseas regulators without Chinese government approval. The SEC, U.S. Department of Justice, and other U.S. authorities face substantial challenges in bringing and enforcing actions against China-based Issuers and their officers and directors. As a result, investors in China-based Issuers may not benefit from a regulatory environment that fosters effective enforcement of U.S. federal securities laws.

Risks related to China’s evolving regulatory environment

China’s legal system is substantially different from the legal system in the United States and may raise risks and uncertainties concerning the intent, effect, and enforcement of its laws, rules, and regulations, including those that restrict the inflow and outflow of foreign capital or provide the Chinese government with significant authority to exert influence on a China-based Issuer’s ability to conduct business or raise capital. This lack of certainty may result in the inconsistent and unpredictable interpretation and enforcement of laws, rules, and regulations, which may change quickly. China-based Issuers face risks related to evolving laws and regulations, which could impede their ability to obtain or maintain permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities may impose material sanctions or penalties on the company. The Chinese government may intervene or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock. Such actions could significantly limit or completely hinder your ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Legal limitations on shareholder rights and recourse for legal claims

Legal claims, including federal securities law claims, against China-based Issuers may be difficult or impossible for investors to pursue in U.S. courts. Even if an investor obtains a judgment in a U.S. court, the investor may be unable to enforce such judgment, particularly in the case of a China-based Issuer, where the related assets or persons are typically located outside of the United States and in jurisdictions that may not recognize or enforce U.S. judgments. If an investor is unable to bring a U.S. claim or collect on a U.S. judgment, the investor may have to rely on legal claims and remedies available in China or other overseas jurisdictions where the China-based Issuer may maintain assets. The claims and remedies available in these jurisdictions are often significantly different from those available in the United States.

Resale limitations of Rule 144(i) on your shares

According to the Rule 144(i), Rule 144 is not available for the resale of securities initially issued by either a reporting or non-reporting shell company. Moreover, Rule 144(i)(1)(ii) states that Rule 144 is not available to securities initially issued by an issuer that has been “at any time previously” a reporting or non-reporting shell company. Rule 144(i)(1)(ii) prohibits shareholders from utilizing Rule 144 to sell their shares in a company that at any time in its existence was a shell company. However, according to Rule 144(i)(2), an issuer can “cure” its shell status.

To “cure” a company’s current or former shell company status, the conditions of Rule 144(i)(2) must be satisfied regardless of the time that has elapsed since the public company ceased to be a shell company and regardless of when the shares were issued. The availability of Rule 144 for resales of shares issued while the company is a shell company or thereafter may be restricted even after the expiration of the one-year period since it filed its Form 10 information if the company is not current on all of its periodic reports required to be filed within the SEC during the 12 months before the date of the shareholder’s sale. Thus, the company must file all 10-Qs and 10K for the preceding 12 months and since the filing of the Form 10, or Rule 144 is not available for the resale of securities.

There is no guarantee that our business model will be profitable, we have extremely limited assets, have incurred operating losses, and have no current source of revenue

We have had minimal assets. We do not expect to generate revenues until we begin to implement our business plan. However, we can provide no assurance that we will produce any material revenues for our stockholders, or that our business will operate on a profitable basis.

We will, likely, sustain operating expenses without corresponding revenues, at least until the consummation of our business plan. This may result in our incurring a net operating loss that will increase unless we consummate a business plan with a profitable business or internally develop our business. We cannot assure you that we can identify a suitable business combination or successfully internally develop our business, or that any such business will be profitable at the time of its acquisition by the Company or ever.

Our auditors have deemed our Company as a going concern and capital resources may not be sufficient to fund our anticipated future operating needs

We have historically generated negative cash flow and losses from operations and could experience negative cash flow and losses from operations in the future. Our independent auditors have included an explanatory paragraph in their report on our financial statements for the fiscal years ended December 31, 2020, and 2019 expressing doubt regarding our ability to continue as a going concern. We currently only have a minimal amount of cash available, which will not be sufficient to fund our anticipated future operating needs. The Company will need to raise substantial sums to implement its business plan. There can be no assurance that the Company will be successful in raising funds. To the extent that the Company is unable to raise funds, we will be required to reduce our planned operations or cease any operations.

We may encounter substantial competition in food supply chain industry and our failure to compete effectively may adversely affect our ability to generate revenue

Food chain supply is a competitive industry. We believe that existing and new competitors will continue to improve in cost control and performance of their food processing and delivery methods. We have global competitors, and we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. Our competitors could develop a more efficient product delivery system or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition.

Our major competitors may be better able than we to successfully endure downturns in our industrial sector. In periods of reduced demand for our product, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which would likely sacrifice market share. Sales and overall profitability would be reduced in either case. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

Environmental laws compliance

We believe we are in compliance with all applicable environmental laws, food safety laws, and international trade laws in all material respects. We do not expect future compliance with these laws to have a material adverse effect on our business.

We may not be able to obtain China’s regulatory approvals for our product

Our business is subject to China laws and regulations governing agriculture, food processing, supply chain management, and other matters. The Company believes acquisition of already accredited private corporations will mitigate this risk. All operating plans have been made in consideration of existing codes and regulations.

We face a number of risks associated with our business plan, including the possibility that we may incur substantial debt or convertible debt, which could adversely affect our financial condition

We intend to use reasonable efforts to complete our business plan. The risks commonly encountered in implementing our business plan is insufficient revenues to offset increased expenses associated with finding a merger candidate. Failure to raise sufficient capital to carry out our business plan. Additionally, we have no operations at this time so our expenses are likely to increase and it is possible that we may incur substantial debt or convertible debt in order to complete our business plan, which can adversely affect our financial condition. Incurring a substantial amount of debt or convertible debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

Our future success is highly dependent on the ability of management to locate and attract suitable business opportunities

At this time, we have no operations and future implementation of our food supply chain business plan is highly speculative, there is a consequent risk of loss of an investment in the Company. The success of our plan of operations will depend to a great extent on the operations, financial condition and management of future business and internal development. While management intends to seek businesses opportunities with entities having established operating histories, we cannot provide any assurance that we will be successful in locating opportunities meeting that criterion. In the event we complete a business plan, the success of our operations will be dependent upon management, its financial position and numerous other factors beyond our control.

There can be no assurance that we will successfully consummate our food supply chain business plan or internally develop a successful business

We are a blank check company and can give no assurance that we will successfully identify and evaluate suitable business opportunities or that we will successfully implement our business plan. We cannot guarantee that we will be able to negotiate contracts on favorable terms. No assurances can be given that we will successfully identify and evaluate suitable business opportunities, that we will conclude a business plan or that we will be able to develop a successful business. Our management and affiliates will play an integral role in establishing the terms for any future business.

We will incur increased costs as a result of becoming a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

Following the effectiveness of this Form 10, we will be an SEC reporting company. The Company currently has no business and no revenue. However, the rules and regulations under the Exchange Act require a public company to provide periodic reports with interactive data files which will require the Company to engage legal, accounting and auditing services, and XBRL and EDGAR service providers. The engagement of such services can be costly, and the Company is likely to incur losses, which may adversely affect the Company’s ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we will be required to file periodic and current reports and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and process.

The additional costs we will incur in connection with becoming a reporting company will serve to further stretch our limited capital resources. The expenses incurred for filing periodic reports and implementing disclosure controls and procedures may be as high as $70,000 USD annually. In other words, due to our limited resources, we may have to allocate resources away from other productive uses in order to pay any expenses we incur in order to comply with our obligations as an SEC reporting company. Further, there is no guarantee that we will have sufficient resources to meet our reporting and filing obligations with the SEC as they come due.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into an acquisition or merger with the most attractive private companies and others

From time to time the Company may come across target merger companies. These companies may fail to comply with SEC reporting requirements may delay or preclude acquisitions. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise, suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

A Business may result in a change of control and a change of management.

In conjunction with completion of a business acquisition of a food supply chain company, it is anticipated that we may issue an amount of our authorized but unissued common or preferred stock which represents the majority of the voting power and equity of our capital stock, which would result in stockholders of a target company obtaining a controlling interest in us. As a condition of the business combination agreement, our current stockholders may agree to sell or transfer all or a portion of our common stock as to provide the target company with all or majority control. The resulting change in control may result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in any future affairs.

We depend on our officers and the loss of their services would have an adverse effect on our business

We have officers and directors of the Company that are critical to our chances for success in the food supply chain business. We are dependent on their services to operate our business and the loss of these persons, or any of them would have an adverse impact on our future operations until such time as he or she could be replaced, if he could be replaced. We do not have employment contracts or employment agreements with our officers, and we do not carry key man life insurance on their lives.

Because we are significantly smaller than some of our competitors, we may lack the resources needed to capture market share

The food processing and supermarket supply chain management industry is highly competitive, and our business plan has not been implemented and we are smaller in size than some of our competitors. We are at a disadvantage as a blank check company, we do not have an established business. Many of our competitors have an already established their business, more established market presence, and substantially greater financial, marketing, and other resources than do we. New competitors may emerge and may develop new or innovative products that compete with our anticipated future production. No assurance can be given that we will be able to compete successfully within this industry.

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited

We have incurred losses during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carry-forwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future because of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our ability to hire and retain key personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plan

Our management has limited experience in the food processing and supermarket supply chain management industry, and we may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business plan.

Legal disputes could have an impact on our Company

We plan to engage in business matters that are common to the business world that can result in disputations of a legal nature. In the event the Company is ever sued or finds it necessary to bring suit against others, there is the potential that the results of any such litigation could have an adverse impact on the Company.

Our common stock is listed on the OTC MARKETS. An investment in our common stock is risky and there can be no assurance that the price for our stock will not decrease substantially in the future

Our common stock is not currently trading on any exchange. The Company is listed on OTC Markets under the Expert Market tier, meaning there are no available stock price quotes, and you may not buy our stock in the open market. In the past, the market for our stock has been volatile and has been characterized by large swings in the trading price that do not appear to be directly related to our business or financial condition. As a result, an investment in our common stock is risky and there can be no assurance that the price for our stock will not decrease substantially in the future.

Our officers, directors and principal stockholders own a large percentage of our issued and outstanding shares and other stockholders have little or no ability to elect directors or influence corporate matters

Our officers, directors, and principal stockholders were deemed to be the beneficial owners of approximately of our 64.73% issued and outstanding shares of common stock. As a result, such persons can determine the outcome of any actions taken by us that require stockholder approval. For example, they will be able to elect all of our directors and control the policies and practices of the Company.

Risks Related to Our Shareholders and Shares of Common Stock

Our stock trades below $5.00 per share and is subject to special sales practice requirements that could have an adverse impact on any trading market that may develop for our stock

If our stock trades below $5.00 per share and is subject to special sales practice requirements applicable to "penny stocks" which are imposed on broker-dealers who sell low-priced securities of this type. These rules may be anticipated to affect the ability of broker-dealers to sell our stock, which may in turn be anticipated to have an adverse impact on the market price for our stock if and when an active trading market should develop.

There is presently no public market for our securities and rule 144 is not currently available

Our common stock is not currently trading on any exchange and a robust and active trading market may never develop. Because of our current status as a “shell company,” Rule 144 is not currently available. Future sales of our common stock by existing stockholders pursuant to an effective registration statement or upon the availability of Rule 144 could adversely affect the market price of our common stock. A shareholder who decides to sell some, or all, of their shares in a private transaction may be unable to locate persons who are willing to purchase the shares, given the restrictions. Also, because of the various risk factors described above, the price of the publicly traded common stock may be highly volatile and not provide the true market price of our common stock.

Our stock is not traded, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares

Even if our stock becomes trading, it is likely that our common stock will be thinly traded, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Our common stock is be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell

A common stock is a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We may issue more shares in an acquisition or merger, which will result in substantial dilution

Our Articles of Incorporation, as amended, authorize the Company to issue an aggregate of 200,000,000 shares of common stock of which 46,344,728 shares are currently outstanding and 0 shares of Preferred Stock are authorized, of which 0 shares are outstanding. Any acquisition or merger effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, shares of our common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. In an acquisition type transaction, our Board of Directors has the power to issue any, or all, of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Obtaining additional capital though the sale of common stock will result in dilution of stockholder interests

We may raise additional funds in the future by issuing additional shares of common stock or other securities, which may include securities such as convertible debentures, warrants or preferred stock that are convertible into common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock. Additionally, the existing conversion rights may hinder future equity offerings, and the exercise of those conversion rights may have an adverse effect on the value of our stock. If any such conversion rights are exercised at a price below the then current market price of our shares, then the market price of our stock could decrease upon the sale of such additional securities. Further, if any such conversion rights are exercised at a price below the price at which any stockholder purchased shares, then that particular stockholder will experience dilution in his or her investment.

Our directors have the authority to authorize the issuance of preferred stock

Our Articles of Incorporation, as amended, authorize the Company to issue an aggregate of 0 shares of Preferred Stock. Our directors, without further action by our stockholders, have the authority to issue shares to be determined by our board of directors of Preferred Stock with the relative rights, conversion rights, voting rights, preferences, special rights, and qualifications as determined by the board without approval by the shareholders. Any issuance of Preferred Stock could adversely affect the rights of holders of common stock. Additionally, any future issuance of preferred stock may have the effect of delaying, deferring, or preventing a change in control of the Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. Our Board does not intend to seek shareholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules.

We have never paid dividends on our common stock, nor are we likely to pay dividends in the foreseeable future. Therefore, you may not derive any income solely from ownership of our stock

We have never declared or paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further our business strategy. This means that your potential for economic gain from ownership of our stock depends on appreciation of our stock price and will only be realized by a sale of the stock at a price higher than your purchase price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long-term lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the years ended December 31, 2021 and 2020.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

Our business plan includes food processing and supermarket supply chain management. We are tentatively looking for capital or different target companies in same industry for acquisition for our business plan. Our business is not yet operational.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2021, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations - Years ended December 31, 2021 and 2020

Revenue

We had no revenues from operations for the years ended December 31, 2021 and 2020.

General and Administrative Expense

General and Administrative Expenses were $26,009 for the year ended December 31, 2021 compared to $6,114for the year ended December 31, 2020, an increase of $19,895. The increase resulted in increase of professional fess such as auditor fees of $13,500 and other professional fees of $12,509 for the years ended December 31, 2021..

Net Loss

We had a net loss of $26,009 for the year ended December 31, 2021 compared to $6,114 for the year ended December 31, 2020.

Capital Resources and Liquidity - At December 31, 2021 and 2020

Cash Used in Operating Activities

For the years ended December 31, 2021 and 2020, the Company had cash used in operating activities in the amount of $20,917 and $6,612, respectively, which were primarily due to net loss for the year, other current receivable and prepayments, and accounts payable and accrued liabilities.

Cash Provided by Financing Activities

For the years ended December 31, 2021 and 2020, the Company realized cash provided by financing activities in the amount of $20,917 and $6,612, respectively, which was advances from our CEO for working capital purposes.

As of December 31, 2021 and 2020, we had no cash balances.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favourable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s financial statements for the years ended December 31, 2021 and 2020, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of December 31, 2021.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2021 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2021.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Yanping Sheng	60	CEO, President, Secretary, Treasurer, Director

Mr. Yan Ping Sheng graduated from Tsinghua University with the credentials of EMBA and a degree in Risk Management. His employment is as follows:

•	2013 to present, prepared for the registration of World Financial Holding Group (HK) and he has been served as CEO
•	2014 to present, participated in the merger and acquisition of Baying Ecological Holding Group Inc (ticker symbol: BYIN)
•	2017 to present, participated in the merger and acquisition of Dong Fang Hui Le Inc. (ticker symbol: DFHL)
•	2018 to present, CEO of World Financial Holding Group (USA)
•	2018 to present, served as CEO of Shanghai Capital Holding Co., Ltd
•	2018 to present, Yan Ping Sheng served as the director of World Capital Holding Ltd (BVI)
•	2018 to present, served as CEO and CFO of the Company
•	2018 to present, served as CEO of Shanghai Qifan Enterprise Management Co., Ltd.

While serving as an officer of these companies, Mr. Sheng formulated medium and long-term development strategies and corporate development goals. His experience includes presiding over board meetings, reviewing financial reports, external relations, and assessment and monitoring of senior personnel.

Director Independence

Our board of directors is currently composed of one member, Mr. Yanping Sheng, who do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationship exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our directors or executive officers, other business interests and their involvement with JJY Holding Group.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

JJY Holding Group, has made no provisions for paying cash or non-cash compensation to its officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Yanping Sheng (Chief Executive Officer)	2021	-	-	-	-	-	-
Yanping Sheng (Chief Executive Officer)	2020	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2021 or 2020. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the year ended December 31, 2021 and 2020.

Employment Contracts

The Company has not entered into any employment agreements with its officer and director.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The Company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. JJY Holding Group may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yanping Sheng	–	–	–	–	–	–	–

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2021.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2021 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Amount and Nature of Beneficial Ownership Common Stock (2)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Yanping Sheng (i)	30,000,000	64.73%

(1)	Except as otherwise set forth above, the address of each beneficial owner is c/o JJY Holding Group, 528 Pudong Road, 16th Floor, Shanghai 200120, China

(2)	Based on 46,344,728 shares of common stock issued and outstanding as of December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Regulation S-K, Item 4, Section C require disclosure of promoters and certain control persons for registrants that are filing a registration statement on Form 10 under the Exchange Act and that had a promoter at any time during the past five fiscal years shall:

(i)	State the names of the promoter(s), the nature and amount of anything of value (including money, property, contracts, options or rights of any kind) received or to be received by each promoter, directly or indirectly, from the registrant and the nature and amount of any assets, services or other consideration therefore received or to be received by the registrant; and
(ii)	As to any assets acquired or to be acquired by the registrant from a promoter, state the amount at which the assets were acquired or are to be acquired and the principle followed or to be followed in determining such amount, and identify the persons making the determination and their relationship, if any, with the registrant or any promoter. If the assets were acquired by the promoter within two years prior to their transfer to the registrant, also state the cost thereof to the promoter.

Bryan Glass is considered a promoter(s) under the meaning of Securities Act Rule 405. Mr. Glass was appointed custodian of the Company and under its duties stipulated by the Nevada court. Mr. Glass took initiative to organize the business of the issuer. As custodian, his duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Nevada Secretary of State. The custodian also had authority to enter into contracts and find a suitable merger candidate. In addition, Mr. Glass was compensated for his role as custodian and paid outstanding bills to creditors on behalf of the company. The custodian has not, and will not, receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was discharged on January 19, 2017.

Regulation S-K Item 404(c)(2) Registrants shall provide the disclosure required by paragraphs (c)(1)(i) and (c)(1)(ii) of this Item as to any person who acquired control of a registrant that is a shell company, or any person that is part of a group, consisting of two or more persons that agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of a registrant, that acquired control of a registrant that is a shell company.

Mr. Yan Ping Sheng considered to be control person of the Company. Mr. Yan Ping Sheng purchased 30,000,000 shares of the Company’s Restricted Common Stock. These shares represent the controlling block of stock and were purchased from Bryan Glass for $120,000.

Transactions with Related Persons

Mr. Yan Ping Sheng, majority shareholder, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $39,349 and $18,432 as of December 31, 2021 and 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The following table represents fees billed for each of the years ended December 31 for professional audit services rendered by our independent registered public accounting firm:

	2021	2020

Audit fees(1)	$13,500	$10,800
Audit-related fees		–
Tax fees		–
All other fees		–
Total	$13,500	$10,800

(1)	“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JJY Holding Group
(Registrant)

Date: April 11, 2022	By:	/s/ Yanping Sheng
Yanping Sheng
Chief Executive Officer
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of JJY Holding Group

Opinion on the Financial Statements

We have audited the accompanying balance sheets of JJY Holding Group (the "Company") as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

April 11, 2022

JJY Holding Group

FORMERLY BEESFREE, Inc.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Current Assets
Cash	$–	$–
Other current receivables and prepayments	–	498
Total Current Assets	–	498
Total Assets	$–	$498

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$4,719	$125
Due to related party	39,349	18,432
Total Current Liabilities	44,068	18,557
Total Liabilities	44,068	18,557

Commitment & contingencies	–	–

Stockholders' Deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 46,344,728 and 46,344,728 issued shares and outstanding, respectively.	46,345	46,345
Additional paid-in capital	5,543,680	5,543,680
Accumulated deficit	(5,634,093)	(5,608,084)
Total Stockholders' Deficit	(44,068)	(18,059)
Total Liabilities and Stockholders' Deficit	$–	$498

See accompanying notes to financial statements

JJY Holding Group

FORMERLY BEESFREE, Inc.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2021	December 31, 2020
Revenues	$–	$–

Operating expenses
Other professional fees	13,500	4,487
Other general & administrative expense	12,509	1,627
Total operating expenses	26,009	6,114
Loss from operations	(26,009)	(6,114)

Other Income (Expenses)
Interest income (expense)	–	–
Total Other Income (Expenses)	–	–

Net income (loss) before income taxes	(26,009)	(6,114)
Income tax expense	–	–
Net income (loss)	(26,009)	(6,114)

Net loss attributable to common stockholders	$(26,009)	$(6,114)

Earnings (Loss) per Share - Basic and Diluted	$(0.001)	$(0.000)
Weighted Average Shares Outstanding - Basic and Diluted	46,344,728	46,344,728
Earnings (Loss) per Share - Basic	$(0.001)	$(0.000)
Weighted Average Shares Outstanding - Basic	46,344,728	46,344,728
Earnings (Loss) per Share - Dilutive	$–	$–

See accompanying notes to financial statements

JJY Holding Group

FORMERLY BEESFREE, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Year Ended December 31, 2021 and 2020

	Common Stock
	Shares	Par Value, $0.001	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2019	46,344,728	$46,345	$5,543,680	$(5,601,970)	$(11,945)
Net loss	–	–	–	(6,114)	(6,114)
Balance December 31, 2020	46,344,728	$46,345	$5,543,680	$(5,608,084)	$(18,059)

Balance, December 31, 2020	46,344,728	$46,345	$5,543,680	$(5,608,084)	$(18,059)
Net loss	–	–	–	(26,009)	(26,009)
Balance December 31, 2021	46,344,728	$46,345	$5,543,680	$(5,634,093)	$(44,068)

See accompanying notes to financial statements

JJY Holding Group

FORMERLY BEESFREE, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities
Net Loss	$(26,009)	$(6,114)
Adjustment to reconcile net loss from operations:
Depreciation & Amortization expense
Changes in operating assets and liabilities
Other current receivables and prepayments	498	(498)
Accounts payable and accrued expenses	4,594	–
Net Cash Used in Operating Activities	(20,917)	(6,612)

Cash Flows from Investing Activities
Acquisition of fixed assets	–	–
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	20,917	6,612
Net Cash Provided by Financing Activities	20,917	6,612

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

Non-Cash Investing and Financing Activities
Dividends accrued on convertible preferred stock	$–	$–
Common stock issued for payment of related party debt	$–	$–

See accompanying notes to financial statements

JJY HOLDING GROUP

Formerly BEESFREE INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the years ended December 31, 2021 and 2020

NOTE 1 - ORGANIZATION AND OPERATIONS

JJY Holding Group (the “Company”) was originally incorporated in the State of Delaware as ARXA International Energy, Inc. On December 1, 2000, the Company changed its name to Beesfree, Inc. and was re-incorporated under the laws of State of Nevada. The Company was engaged in oil and gas exploration and development in Utah, Louisiana and Texas. The operations of the Company and its subsidiaries were abandoned by former management and a custodianship action under court order commenced in 2016.

On June 16, 2016, the Eighth District Court of Clark County of Nevada granted the Application for Appointment of Custodian as a result of the absence of a functioning board of directors and the revocation of the Company’s charter. The order appointed a custodian to take any Corporation actions on behalf of the Company that would further the interests of its shareholders.

On April 2, 2018, a change of control occurred with respect to the Company to better reflect its new business direction. The Company intends to be in the business that involves trading agricultural products, food processing, and be a supply chain for supermarkets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to an estimated useful lives of computer equipment; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a) affiliates of the Company; b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue recognition

The Company adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The adoption of Topic 606 has no impact on revenue amounts recorded on the Company’s financial statements as the Company has not generate any revenues.

Income Tax Provisions

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at December 31, 2021 of $5,634,093 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company has not commenced operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

Prior to the abandonment of the Company’s previous business operation, the Company appeared to have issued certain Series A Preferred Stock and Series B Preferred Stock. Since a change of control occurred with respect to the Company on April 2, 2018, the new management and director of the Company have made attempts to locate shareholder records of the issued and outstanding Preferred Stock. The Company obtained confirmation from the transfer agent that they do not have any preferred stock, stock options or warrants issued and outstanding in their records for the Company since inception. As a result, the Board of Company decided to cancel and remove all 3,500,000 shares of Convertible Series A Cumulative Preferred Stock, stated value $1.00, and 50,000 shares of Convertible Series B Cumulative Preferred Stock, stated value $175.00 (the “Preferred Stock”) in accordance with Nevada Revised Statutes, NRS77.2055, and filed the Certificate, Amendment or Withdrawal of Designation with Nevada State of Secretary on September 29, 2020. The cancellation and removal of the Preferred Stock and its accrued dividend has been retrospectively presented and recorded as additional paid-in capital.

As of December 31, 2021 and 2020, the Company has nil shares of preferred stock issued and outstanding.

Common Stock

In July 2016, pursuant to the Nevada Court Order granting appointment of a custodian to the Company, the Company issued 40,000,000 shares of common stock to the appointed custodian.

As of December 31, 2021 and 2020, the Company has 46,344,728 shares of common stock issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTION

Mr. Yan Ping Sheng, majority shareholder, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $39,349 and $18,432 as of December 31, 2021 and December 31, 2020.

NOTE 6 – INCOME TAX

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 34% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets.

The Company has accumulated approximately $5,634,093 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no items to disclose or require adjustments.

