Form 10-Q
period 2022-03-31
JJY Holding Group
filed 2022-05-20
CIK 1883389

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-53212

JJY HOLDING GROUP

(Exact name of registrant as specified in its charter)

Nevada	92-0189305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

528 Pudong Road 16th Floor Shanghai, China	200120
(Address of principal executive offices)	(Zip Code)

+86-21-5091-7695

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of March 31, 2022, there were 1,749 shares outstanding of the registrant’s common stock.

JJY HOLDING GROUP

FORM 10-Q

March 31, 2022

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

JJY Holding Group

FORMERLY BEESFREE, Inc.

BALANCE SHEETS

Unaudited

	March 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$–	$–
Other current receivables and prepayments	–	–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$12,242	$4,719
Due to related party	66,343	39,349
Total Current Liabilities	78,585	44,068
Total Liabilities	78,585	44,068

Commitment & contingencies	–	–

Stockholders' Deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,749 and 1,749 issued shares and outstanding, respectively.	2	2
Additional paid-in capital	5,590,023	5,590,023
Accumulated deficit	(5,668,610)	(5,634,093)
Total Stockholders' Deficit	(78,585)	(44,068)
Total Liabilities and Stockholders' Deficit	$–	$–

  See accompanying notes to financial statements

JJY Holding Group

FORMERLY BEESFREE, Inc.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues	$–	$–

Operating expenses
Other professional fees	32,200	–
Other general & administrative expense	2,317	–
Total operating expenses	34,517	–
Loss from operations	(34,517)	–

Other Income (Expenses)
Interest income (expense)	–	–
Total Other Income (Expenses)	–	–

Net income (loss) before income taxes	(34,517)	–
Income tax expense	–	–
Net income (loss)	(34,517)	–

Net loss attributable to common stockholders	$(34,517)	$–

Earnings (Loss) per Share - Basic	$(19.735)	$–
Earnings (Loss) per Share - Diluted	$(19.735)	$–
Weighted Average Shares Outstanding - Basic	1,749	1,749
Weighted Average Shares Outstanding - Diluted	1,749	1,749

  See accompanying notes to financial statements

JJY Holding Group

FORMERLY BEESFREE, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2022 and 2021

Unaudited

	Common Stock
	Shares	Par Value, $0.001	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2020	1,749	$2	$5,590,023	$(5,608,084)	$(18,059)
Net income	–	–	–	–	–
Balance, March 31, 2021	1,749	2	5,590,023	(5,608,084)	(18,059)

Balance, December 31, 2021	1,749	$2	$5,590,023	$(5,634,093)	$(44,068)
Net loss	–	–	–	(34,517)	(34,517)
Balance March 31, 2022	1,749	$2	$5,590,023	$(5,668,610)	$(78,585)

  See accompanying notes to financial statements

JJY Holding Group

FORMERLY BEESFREE, Inc.

STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities
Net Loss	$(34,517)	$–
Adjustment to reconcile net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	7,523	(125)
Net Cash Used in Operating Activities	(26,994)	(125)

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	26,994	125
Net Cash Provided by Financing Activities	26,994	125

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

JJY HOLDING GROUP

Formerly BEESFREE INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2022

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

JJY Holding Group (the “Company”) was originally incorporated in the State of Delaware as ARXA International Energy, Inc. On December 1, 2000, the Company changed its' name to Beesfree, Inc. and was re-incorporated under the laws of State of Nevada. The Company was engaged in oil and gas exploration and development in Utah, Louisiana and Texas. The operations of the Company and its subsidiaries were abandoned by former management and a custodianship action under court order commenced in 2016.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2021.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at March 31, 2022 of $5,668,610 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2022 and December 31, 2021, the Company has nil shares of preferred stock issued and outstanding.

Common Stock

The Company was authorized to issue 200,000,000 shares of Common Stock with a par value of $0.001 per share.

In July 2016, pursuant to the Nevada Court Order granting appointment of a custodian to the Company, the Company issued 40,000,000 shares of common stock to the appointed custodian.

On January 20, 2022, the Company effected a one-for-thirty thousand (1:30,000) reverse stock split of its common stock. All share and earnings per share information have been retroactively adjusted to reflect the reverse stock split was recorded with the offset to additional paid-in capital.

As of March 31, 2022 and December 31, 2021, the Company has 1,749 shares of common stock issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTION

Mr. Yan Ping Sheng, majority shareholder, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $66,343 and $39,349 as of March 31, 2022 and December 31, 2021.

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

The Company has accumulated approximately $5,668,610 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no items to disclose or require adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of JJY Holding Group for the three months ended March 31, 2022 and 2021, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to JJY Holding Group or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in JJY Holding Group’s MD&A. Readers should not place undue reliance on any such forward-looking statements. JJY Holding Group disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

JJY Holding Group is a developmental stage company, incorporated under the laws of the State of Nevada on September 4, 2007. Our plan of business has not been implemented but will incorporate trading agricultural products, food processing, and be a supply chain for supermarkets. We have not started any operations as of the date of this filing.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Three Months Ended March 31, 2022 and 2021

Revenue

For the three ended March 31, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 were $34,517 compared to $0 for the three months ended March 31, 2021. Operating expenses increased in 2022 due to other professional fee and other general and administrative fees incurred for this period. As such for the three months ended March 31, 2022, professional fees were $32,200, an increase of $32,200, as compared to $0 for the three months ended of March 31, 2021. The increase is related to accounting and audit fees, consulting fees, corporate service fees, and SEC filing fees incurred being a public reporting company between the two periods.

Other Income and Expenses

For the three months ended March 31, 2022 and 2021, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended March 31, 2022, the Company had a net loss of $34,517 compared to the three months ended March 31, 2021 of a net loss of $0.

The net loss resulted from increase of operating expenses

Liquidity and Capital Resources

As of March 31, 2022, we had no cash and a working capital deficit of $78,585.

Operating Activities

Net cash used in operating activities increased $26,869, from $125 for the three months period ended March 31, 2021 to $26,994 for the three months period ended March 31, 2022. This increase was due to the increase of a $7,648 in accounts payable and accrued expenses and a $34,517 decrease in cash from earnings.

Investing Activities

No investing activities occurred during the nine months ended March 31, 2022 and 2021.

Financing Activities

During the three months ended March 31, 2022 and 2021, the Company received advances of $26,994 and $125 from a related party for working capital purposes.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in the SEC report filed. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material or legal proceeding, and, to our knowledge, none is contemplated or threatened.

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our Form 10 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 6. Exhibits

Exhibit No.	Name of Exhibit
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JJY HOLDING GROUP

Date: May 20, 2022	By:	/s/ Yanping Sheng
	Name:	Yanping Sheng
	Title:	President and Chief Executive Officer

Date: May 20, 2022	By:	/s/ Yanping Sheng
	Name:	Yanping Sheng
	Title:	Chief Financial Officer

