Form 10-K/A
period 2021-12-31
JJY Holding Group
filed 2022-08-09
CIK 1883389

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the eff ectiveness of its internal control over fi nancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

As of December 31, 2021, the Company has 46,344,728 shares of common stock issued and outstanding

JJY HOLDING GROUP

ANNUAL REPORT ON FORM 10-K

i

EXPLANATORY NOTE

JJY Holding Group. (the “Company” or “we”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Annual Report”) with the Securities and Exchange Commission (the “SEC”) on April 11, 2022. The Company is filing this Amendment No. 1 (the “Amendment”) to the Original Annual Report for the purpose of (i) providing certain disclosures regarding potential legal and operational risks associated with being based in China if we consummate a combination transaction with an operating company with significant businesses in China at the onset of “Part 1” in response to the SEC’s comments set forth in its letter dated July 26, 2022.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment does not modify, amend or update in any way the financial statements and other disclosures set forth in the Original Annual Report, and there have been no changes to the XBRL data filed in Exhibit 101 of the Original Annual Report. In addition, except as specifically described above, this Amendment does not reflect events occurring after the filing of the Original Annual Report, nor does it modify or update disclosures therein in any way other than as required to reflect the revisions described above. Among other things, forward-looking statements made in the Original Annual Report have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Annual Report, and any such forward looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Annual Report.

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

Our business plan is to engage in a merger or acquisition with a company whose business is in trading agricultural products, food processing, and supply chain management for supermarkets.

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

Our business plan is to engage in a merger or acquisition with a company whose business is in trading agricultural products, food processing, and supply chain management for supermarkets.

The Company and the majority of our executive officers and directors, being located in China, may make JJY Holding Group a less attractive partner to target companies than a non-PRC company. Therefore, it may make it more likely for the Company to consummate a business combination in the PRC.

Our executive officers and directors are located in and has significant ties to China, and we may seek to acquire a company that may be based in China or Hong Kong in an initial business combination.

We are a Nevada company and may conduct operations by subsidiaries and/or through contractual arrangements with a variable interest entity (VIE) based in China and that the structure involves unique risks to investors.

There are greater legal and operational risks associated having the majority of our contemplated operations in China.

China may be subject to considerable degrees of economic, political and social instability. Investments in securities of Chinese issuers involve risks that are specific to China, including regulatory, liquidity and enforcement risks. These risks could result in a material change in our operations and/or the value of our securities and cause the value of such securities to significantly decline or be worthless.

Regulatory cycles are not uncommon in China. Policy and regulatory scrutiny should be seen as ongoing risks when it comes to investing in China. The revised Chinese regulations have not ruled on for our industry. We are not currently engaged in a VIE structure, however that could change moving forward.

Legal claims, including federal securities law claims, against China-based Issuers, or their officers, directors, and gatekeepers, may be difficult or impossible for investors to pursue in U.S. courts. Even if an investor obtains a judgment in a U.S. court, the investor may be unable to enforce such judgment, particularly in the case of a China-based Issuer, where the related assets or persons are typically located outside of the United States and in jurisdictions that may not recognize or enforce U.S. judgments. If an investor is unable to bring a U.S. claim or collect on a U.S. judgment, the investor may have to rely on legal claims and remedies available in China or other overseas jurisdictions where the China-based Issuer may maintain assets. The claims and remedies available in these jurisdictions are often significantly different from those available in the United States and difficult to pursue.

We are subject to differing and sometimes conflicting laws and regulations in the various China jurisdictions where we provide our services. New laws and regulations may be adopted from time to time to address new issues that come to the authorities' attention. In addition, considerable uncertainties still exist with respect to the interpretation and implementation of existing laws and regulations governing our contemplated business activities. A large number of proposals are before various national, regional, and local legislative bodies and regulatory entities regarding issues related to our industry or our business model. As we implement our business plan and expand into new cities or countries or as we add new products and services to our platform, we may become subject to additional laws and regulations that we are not subject to now. Existing or new laws and regulations could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen our growth, which could adversely affect our business and results of operations. See Risk Factors 1A. Risks related to China’s evolving regulatory environment.

The Chinese government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers. This elevated oversight could result in a material change in our operations and/or the value of our common stock.

Actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Recent statements and regulatory actions by the Chinese government have addressed the issue of anti-monopoly concerns. When a business operator’s abuse of intellectual property rights to exclude or restrict competition constitutes a monopoly agreement, the anti-monopoly law enforcement agency shall order it to stop the illegal activity, confiscate the illegal income, and impose fines. Upon execution of our business plan, the Company will be subject to anti-monopoly laws and, if found in violation, our stock price could decline or become worthless.

It will be difficult for investors to assert claims against China-based issuers, including their officers, directors, and agents and it may be challenging for investors to pursue their claims in U.S. courts. Even if an investor secures a judgment, the investor may still be unable to enforce it in China.

In addition, the assertion of new regulation by the Chinese government could hinder our ability to continue to offer our stock to foreign investors and our ability to execute of our business plan.

The Company is currently organized under the operating structure of the public entity, JJY Holding Group (formerly Beesfree, Inc.), incorporated in the state of Nevada. The Company plans to conduct operations in China and may acquire Chinese companies as subsidiaries to carry out its plan of operation.

China’s legal system is substantially different from the legal system in the United States and may raise risks and uncertainties concerning the intent, effect, and enforcement of its laws, rules, and regulations, including those that restrict the inflow and outflow of foreign capital or provide the Chinese government with significant authority to exert influence on a China-based Issuer’s ability to conduct business or raise capital. This lack of certainty may result in the inconsistent and unpredictable interpretation and enforcement of laws, rules, and regulations, which may change quickly. China-based Issuers face risks related to evolving laws and regulations, which could impede their ability to obtain or maintain permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities may impose material sanctions or penalties on the company. Such actions could significantly limit or completely hinder your ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. See Risk Factors 1A. Our business is subject to numerous legal and regulatory risks that could have an adverse impact on our contemplated business.

The Company is not currently organized under a Variable Interest Entity (“VIE”), however, we may decide to implement a VIE structure in the future. The disclosed risks or events are only applicable if we decide to implement a VIE structure.

We are a Nevada company and may conduct operations by subsidiaries and/or through contractual arrangements with a variable interest entity (VIE) based in China and that the structure involves unique risks to investors.

China’s Foreign Investment Law (“FIL”) may prohibit direct foreign investment in Chinese operating companies moving forward and many Chinese companies are using Variable Interest Entities to circumvent this ruling.

VIEs are structured as a Cayman Islands holding company with operations conducted by the company’s subsidiaries and through contractual arrangements with a Variable Interest Entity (VIE) based in China and this structure involves unique risks to investors. These contracts have not been tested in court.

The VIE structure is used to provide investors with exposure to foreign investment in China-based companies where Chinese law prohibits direct foreign investment in the operating companies, and investors may never hold equity interests in the Chinese operating company.

Chinese regulatory authorities could disallow this structure, which would likely result in a material change in our contemplated operations and/or a material change in the value of our securities. These regulations could cause the value of such securities to significantly decline or become worthless.

If we decide to implement a VIE structure, it will consist of at least three core entities: a Chinese company with legitimate operations; a wholly foreign-owned enterprise established as an intermediary in China; and an offshore shell company that lists on a U.S. or other foreign exchange. The structure is such that subsidiaries and/or the VIE conduct operations in China, and the VIE is consolidated for accounting purposes but is not an entity in which the investor owns equity, and the holding company does not conduct operations.

These contracts have not been tested in court and courts are unlikely to enforce the VIE contracts. Because the value of the offshore shell company derives from its ability to consolidate the Chinese VIE on its financial statements, losing the VIE as a result of breached contracts (or government enforcement) would significantly devalue shareholders’ investments.

The Chinese government could rule that the VIE structure is against public policy, Chinese laws, and regulations. This ruling would likely result in a material change in our contemplated operations if we were to implement a VIE. Furthermore, the disruption or termination of our contemplated operations could result in the decline in the value of our stock may become worthless, and the shareholder could lose their entire investment.

Any failure by a VIE or its shareholders to perform their obligations under our contractual arrangements with them would have a material and adverse effect on its business. If a VIE or their shareholders fail to perform their respective obligations under the contractual arrangements, a company would incur substantial costs and expend additional resources to enforce such arrangements. A company would rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and contractual remedies, which we cannot assure you will be sufficient or effective under PRC law.

In addition, if any third parties claim any interest in such shareholders' equity interests in a VIE, the ability to exercise shareholders' rights or foreclose the share pledge according to the contractual arrangements may be impaired. If these or other disputes between the shareholders of a VIE and third parties were to impair our control over the VIE, the company’s ability to consolidate the financial results of the VIE would be affected, which would in turn result in a material adverse effect on business, operations and financial condition of the company.

The Company does not currently have operations or use a VIE structure, but that if we do implement this structure, there would be substantial legal uncertainties surrounding the related contractual arrangements. Chinese regulatory authorities could disallow this structure, which would likely result in a material change in the company’s operations and/or a material change in the value of the securities that may be registered for sale and may cause the value of such securities to significantly decline or become worthless.

We will continue to monitor the changes in FIL, and the Company may consider migrating to a VIE structure to continue receiving participation from foreign investors.

In addition, recent statements and regulatory actions by the Chinese government have addressed the issue of anti-monopoly concerns. Where a business operator’s abuse of intellectual property rights to exclude or restrict competition constitutes a monopoly agreement, the anti-monopoly law enforcement agency shall order it to stop the illegal activity, confiscate the illegal income, and impose fines. Upon execution of our business plan, the Company will be subject to anti-monopoly laws and, if found in violation, our stock price could decline or become worthless.

Our contemplated operations are governed by the China Securities Regulatory Commission (“CSRC”), Cyber Administration of China (“CAC”), and China Food and Drug Administration (“CFDA”)

CAC oversees data security and recently revised its laws to include operators that possess personal information for over one million individuals would be subject to cybersecurity review when listing of foreign exchanges. Personal information is defined in Article 76(5) of Cybersecurity Law as various information which is recorded in electronic or any other form and used alone or in combination with other information to recognize the identity of a natural person, including but not limited to name, date of birth, ID number, personal biological identification information, address and telephone number of natural persons.

As we have not implemented our business plan, the Company does not meet the criteria to trigger the CAC revised rule. However, we anticipate that, upon executing our business model, we will be subject to CAC rules and regulations. Our operations could be suspended if the CAC finds we are in violation of data security laws.

The CRSC oversees China's nationwide centralized securities supervisory system, with the power to regulate and supervise securities issuers, as well as to investigate, and impose penalties for illegal activities related to securities and futures.

The Company will be subject to CRSC rules and regulations and has not received approval at this time. As such, we will be required to submit information about our business to CRSC for approval and will be subject to continued compliance. In addition, if we decide to implement a VIE structure, the CRSC could deny us permission as an issuer to foreign investors if it is ruled that VIE’s are illegal.

The value of our stock could decline or become worthless. The CRSC and SEC are working together to ensure compliance and protection of foreign investor rules. The Company could be delisted as a result of not complying with these rules.

If, in the future, we become noncompliant with CRSC rules, our business operations could be suspended and our stock could be worthless. In addition, the CRSC could deny us permission as an issuer to foreign investors if it is ruled that VIE’s are illegal.

The Company will also be under the oversight of CFDA. The CFDA establishes safety regulations for the food industry, including the trading in agricultural products, food processing and food supply chain management. We will be required to submit information about our business and receive a license to do business. CFDA and will be subject to continued compliance with CFDA regulation.

If we become noncompliance with CFDA rules, our business operation could be suspended. In addition, CFDA could deny our application for licensing.

The value of the Company’s stock could decline or become worthless. The CAC, CRSC and CFDA are working to ensure compliance and protection of foreign investors, global security and safety of our products and services. The Company could be delisted as a result of not complying with these rules and its shareholders could lose the some or all of their investment.

The assertion of new regulation by the Chinese government could hinder our ability to continue to offer our stock to foreign investors and our ability to execute of our business plan.

Our company may conduct operations in China and may acquire Chinese companies as subsidiaries to carry out its plan of operation. Daily operations in PRC include purchase of raw materials, manufacturing, selling, hiring labor forces, and R&D. Cash associated with these activities will circulate in PRC in the form of local currency. Activities such as raising capitals to support PRC operations, hiring US employees, paying for working capital, and paying out dividends will involve cross-border payments.

Cross-border payments must comply with the relevant regulation of the China State Administration of Foreign Exchange (SAFE). PRC adopts a partial foreign exchange administration. Foreign currency is forbidden to circulate within the territory. It allows exchange and payment on current accounts such as trading while implementing certain controls on capital accounts such as investment. Shanghai Free-Trade Zone even implements a more relaxed policy.

Payrolls and working capitals are on current accounts. Investment and dividends payment will be on capital accounts. We may face obstacles even if transactions are legal and reasonable after proper registration. So far, the Company has not yet to establish a VIE nor has determined the structure. However. There have been no transfers, dividends, or distributions as of this date.

In compliance with US laws, PRC laws and regulations, we will also work out financial plans to establish cash flow to parent company, subsidiaries level and VIE level regarding daily operation and dividends pay out, if we choose to utilize a VIE structure.

We could be restricted by PRC laws. There is no guarantee that cash will be distrusted from businesses, including subsidiaries and/or consolidated VIEs, to the parent company. There is also no guarantee we will have the ability to settle amounts owed under the contemplated VIE agreements.

If we merge or acquire a company located in China we will subject to extensive national, provincial and local governmental regulations, policies and controls. Central governmental authorities and provincial and local authorities and agencies regulate many aspects of Chinese industries, including without limitation, among others and in addition to specific industry-related regulations, the following aspects:

•	banking regulations
•	environmental protection laws and regulations;
•	security laws and regulations;
•	establishment of or changes in shareholder of foreign investment enterprises;
•	foreign exchange;
•	taxes, duties and fees;
•	cyber security and information protection laws and regulations

The liabilities, costs, obligations, and requirements associated with these laws and regulations may be material, may delay the commencement of operations. Failure to comply with the relevant laws and regulations in our contemplated operations may result in various penalties, and thus adversely and materially affect our business, prospects, and financial condition. While we plan to comply with the relevant laws and regulations in the development and operation of our contemplated business combination, we may incur additional costs in order to fulfill such requirements, and we cannot assure you that we have complied with or will comply with the requirements of all relevant laws and regulations. Additionally, there can be no assurance that the relevant government agencies will not change such laws or regulations or impose additional or more stringent laws or regulations. We cannot assure you that we will comply with the requirements of all new laws and regulations. Compliance with such laws or regulations may require us to incur material capital expenditures or other obligations or liabilities.

Furthermore, if future legislations mandate further actions to be taken by companies, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. If we fail to take appropriate and timely measures to comply with any of these or similar regulatory compliance requirements, our current corporate structure, corporate governance, and business operations could be materially and adversely affected.

Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

If we adopt a VIE structure, the Company will comply with US laws, PRC laws and regulations. the Company will also work out financial plans to establish cash flow to parent company, subsidiaries level and VIE level regarding daily operation and dividends pay out. However, there is no guarantee that cash will be distributed from businesses, including subsidiaries and/or consolidated VIEs, to the parent company. There is also no guarantee we will have the ability to settle amounts owed under the VIE agreements. If this occurs our business would be greatly affected, and our stock could decline or become worthless. In addition, the investor could lose all their investment.

In compliance with US laws and PRC laws and regulations, the Company will also work out financial plans to guarantee cash flow on parent company level, subsidiaries level and VIE level regarding daily operation and dividends pay out.

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

On December 16, 2021, the following amendments to the HCFAA were adopted by the Securities and Exchange Commission:

Consistent with the HFCAA, the final amendments require Commission-Identified Issuers to submit documentation to the SEC through the EDGAR system on or before its annual report due date that establishes that it is not owned or controlled by a governmental entity in its public accounting firm’s foreign jurisdiction. The final amendments also require a Commission-Identified Issuer that is also a “foreign issuer,” as defined in Exchange Act Rule 3b-4, to provide certain additional specified disclosures in their annual report for itself and its consolidated foreign operating entity or entities, including any variable-interest entity or similar structure that results in additional foreign entities being consolidated in the registrant’s financial statements.

The required disclosures include:

•	During the period covered by the form, the registered public accounting firm has prepared an audit
•	report for the issuer;
•	The percentage of the shares of the issuer owned by governmental entities in the foreign
•	jurisdiction in which the issuer is incorporated or otherwise organized;
•	Whether governmental entities in the applicable foreign jurisdiction with respect to that registered
•	public accounting firm have a controlling financial interest with respect to the issuer;
•	The name of each official of the Chinese Communist Party who is a member of the board of directors of the issuer or the operating entity with respect to the issuer; and
•	Whether the articles of incorporation of the issuer (or equivalent organizing document) contains any charter of the Chinese Communist Party, including the text of any such charter.

The SEC will identify a registrant as a Commission-Identified Issuer as early as possible after the registrant files its annual report and on a rolling basis. The SEC will “provisionally identify” a registrant as a Commission-Identified Issuer on the SEC’s website at www.sec.gov/HFCAA. For 15 business days after this provisional identification, a registrant may email the SEC if it believes it has been incorrectly identified, providing evidence supporting its claim. After reviewing the information, the registrant will be notified whether the SEC will “conclusively identify” the registrant as a Commission-Identified Issuer.

A Commission-Identified Issuer is a registrant identified by the SEC as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the Public Company Accounting Oversight Board (PCAOB) is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction (PCAOB-Identified Firm). The SEC will identify such issuers promptly after the filing of their annual reports by evaluating whether the annual report contains an audit report signed by a PCAOB-Identified Firm. We may be subject to the HFCAA if we are identified as a "Commission-Identified Issuer" in accordance with such HFCAA amendments

If the registrant does not contact the SEC to dispute the provisional identification within 15 business days, the SEC will conclusively identify the registrant as a Commission-Identified Issuer. The SEC will publish a list on its website identifying Commission-Identified Issuers, indicating the number of years a Commission-Identified Issuer has been published on the list, and noting whether the Commission-Identified Issuer has been subject to any prior trading prohibitions.

The HFCAA requires the SEC to prohibit the trading of the securities of certain Commission Identified Issuers on a national securities exchange or through any other method that is within the jurisdiction of the SEC to regulate, including through over-the-counter trading. As a result, the SEC will impose an initial trading prohibition on a registrant as soon as practicable after it is conclusively identified as a Commission-Identified Issuer for three consecutive years.

If the SEC ends the initial trading prohibition and, thereafter, the registrant is again determined to be a Commission-Identified Issuer, the SEC will impose a subsequent trading prohibition on the registrant for a minimum of five years. To end an initial or subsequent trading prohibition, a Commission-Identified Issuer must certify that it has retained or will retain a registered public accounting firm that the PCAOB has determined it is able to inspect or investigate. To make that certification, the Commission-Identified Issuer must file financial statements that include an audit report signed by such a registered public accounting firm.

Our auditor, BFBorgers CPA PC, is required to undergo regular inspections by the PCAOB as an auditor of companies that are publicly traded in the United States and a firm registered with the PCAOB. BFBorgers CPA PC will be subject to the HFCAA adopted amendments if it is located within the PRC jurisdiction where the PCAOB is unable to conduct inspections without the approval of the Chinese government authorities. If our auditor is not inspected by the PCAOB as specified in the HFCAA, our securities may be prohibited from trading, and this ultimately could result in being delisted.

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

There can be no assurance that we will successfully consummate our food supply chain business plan or internally develop a successful business

We are a development company and can give no assurance that we will successfully identify and evaluate suitable business opportunities or that we will successfully implement our business plan. We cannot guarantee that we will be able to negotiate contracts on favorable terms. No assurances can be given that we will successfully identify and evaluate suitable business opportunities, that we will conclude a business plan or that we will be able to develop a successful business. Our management and affiliates will play an integral role in establishing the terms for any future business.

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

Because we are significantly smaller than some of our competitors, we may lack the resources needed to capture market share

The food processing and supermarket supply chain management industry is highly competitive, and our business plan has not been implemented and we are smaller in size than some of our competitors. We are at a disadvantage as a development stage company, we do not have an established business. Many of our competitors have an already established their business, more established market presence, and substantially greater financial, marketing, and other resources than do we. New competitors may emerge and may develop new or innovative products that compete with our anticipated future production. No assurance can be given that we will be able to compete successfully within this industry.

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

JJY Holding Group
(Registrant)

Date: August 9, 2022	By:	/s/ Yanping Sheng
Yanping Sheng
Chief Executive Officer
Chief Financial Officer

