Form 10-Q
period 2022-06-30
JJY Holding Group
filed 2022-08-10
CIK 1883389

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of June 30, 2022, there were 100,001,749 shares outstanding of the registrant’s common stock.

JJY HOLDING GROUP

FORM 10-Q

June 30, 2022

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

JJY Holding Group

FORMERLY BEESFREE, Inc.

BALANCE SHEETS

Unaudited

	June 30,	December 31,
	2022	2021
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$816	$4,719
Due to related party	–	39,349
Total Current Liabilities	816	44,068
Total Liabilities	816	44,068

Commitment & contingencies	–	–

Stockholders' Deficit
Preferred Stock Series A, $0.001 par value; 10,000,000 shares authorized, 1,500,000 and 0 shares issued and outstanding, respectively	1,500	–
Common Stock, $0.001 par value; 200,000,000 shares authorized, 100,001,749 and 1,749 shares issued and outstanding, respectively	100,001	2
Additional paid-in capital	5,590,023	5,590,023
Accumulated income (loss)	(5,692,340)	(5,634,093)
Total Stockholders' Deficit	(816)	(44,068)
Total Liabilities and Stockholders' Deficit	$–	$–

*     See accompanying notes to financial statements

JJY Holding Group

FORMERLY BEESFREE, Inc.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	5,776	5,000	31,776	5,000
Other general & administrative expense	18,154	10,990	26,471	10,990
Total operating expenses	23,930	15,990	58,247	15,990
Loss from operations	(23,930)	(15,990)	(58,247)	(15,990)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total Other Income (Expenses)	–	–	–	–

Net income (loss) before income taxes	(23,930)	(15,990)	(58,247)	(15,990)
Income tax expense	–	–	–	–
Net income (loss)	$(23,930)	$(15,990)	$(58,247)	$(15,990)

Earnings (Loss) per Share - Basic	$(0.001)	$(9.142)	$(0.003)	$(9.142)
Weighted Average Shares Outstanding - Basic	43,957,793	1,749	22,101,197	1,749
Earnings (Loss) per Share - Dilutive	$(0.001)	$(9.142)	$(0.003)	$(9.142)
Weighted Average Shares Outstanding - Diluted	43,957,793	1,749	22,101,197	1,749

*     See accompanying notes to financial statements

JJY Holding Group

FORMERLY BEESFREE, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Six Months Ended June 30, 2022 and 2021

Unaudited

	Preferred Stock Series A		Common Stock				Total
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated income (loss)	Stockholders' Deficit
Balance, December 31, 2020	–	$–	1,749	$2	$5,590,023	$(5,608,084)	$(18,059)
Net loss	–	–	–	–	–	–	–
Balance, March 31, 2021	–	–	1,749	2	5,590,023	(5,608,084)	(18,059)
Net loss	–	–	–	–	–	(15,990)	(15,990)
Balance, June 30, 2021	–	$–	1,749	$2	$5,590,023	$(5,624,074)	$(34,049)

Balance, December 31, 2021	–	$–	1,749	$2	$5,590,023	$(5,634,093)	$(44,068)
Net loss	–	–	–	–	–	(34,317)	(34,317)
Balance March 31, 2022	–	–	1,749	2	5,590,023	(5,668,410)	(78,385)
Debt converted to equity	1,500,000	1,500	81,956,000	81,956			83,456
Shares issued for services or compensation	–	–	18,044,000	18,043	–	–	18,043
Net loss	–	–	–	–	–	(23,930)	(23,930)
Balance June 30, 2022	1,500,000	$1,500	100,001,749	$100,001	$5,590,023	$(5,692,340)	$(816)

*     See accompanying notes to financial statements

JJY Holding Group

FORMERLY BEESFREE, Inc.

STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(58,247)	$(15,990)
Adjustment to reconcile net loss from operations:
Shares issued for services or compensation	18,043	–
Changes in operating assets and liabilities
Other current receivables and prepayments	–	499
Accounts payable and accrued expenses	(3,903)	15,366
Net Cash Used in Operating Activities	(44,107)	(125)

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from related party payables	44,107	125
Net Cash Provided by Financing Activities	44,107	125

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

*     See accompanying notes to financial statements

JJY HOLDING GROUP

Formerly BEESFREE INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2022

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

Dilutive shares are excluded when the Company incurred a net loss because the inclusion of such shares would have an anti-dilutive effect. Certain convertible shares are excluded as dilutive shares when the exercise price is greater than the average market price.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at June 30, 2022 of $5,692,340 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share.

On May 22, 2022, the Company amended effected a designation of 10,000,000 shares as Convertible Series A preferred stock. Each share of Convertible Series A Preferred Stock shall be converted into one thousand (1,000) shares of common stock of the Company, and entitled to one thousand (1,000) votes of common stock for every one (1) share of Convertible Series A Preferred Stock owned. The holders of the Convertible Series A Preferred Stock shall not be entitled to receive dividends.

On May, 22, 2022, the Company issued 1,500,000 shares of Convertible Series A preferred stock in the amount $1,500 as a repayment for debt owed. (Refer to Note 5)

Prior to the abandonment of the Company’s previous business operation, the Company appeared to have issued certain Series A Preferred Stock and Series B Preferred Stock. Since a change of control occurred with respect to the Company on April 2, 2018, the new management and director of the Company have made attempts to locate shareholder records of the issued and outstanding Preferred Stock. The Company obtained confirmation from the transfer agent that they do not have any preferred stock, stock options or warrants issued and outstanding in their records for the Company since inception. As a result, the Board of Company decided to cancel and remove all 3,500,000 shares of Convertible Series A Cumulative Preferred Stock, stated value $1.00, and 50,000 shares of Convertible Series B Cumulative Preferred Stock, stated value $175.00 (the “Preferred Stock”) in accordance with Nevada Revised Statutes, NRS77.2055, and filed the Certificate, Amendment or Withdrawal of Designation with Nevada State of Secretary on September 29, 2020. The cancellation and removal of the Preferred Stock and its accrued dividend has been retrospectively presented and recorded as additional paid-in capital.

As of June 30, 2022 and December 31, 2021, the Company has 1,500,000 and nil shares of Series A preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue 200,000,000 shares of Common Stock with a par value of $0.001 per share.

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

On May 22, 2022, the Company issued 81,956,000 shares of common stock in the amount of $81,956 as a repayment for debt owed. (Refer to Note 5)

On May 22, 2022, the Company issued 18,044,000 shares of common stock in the amount of $18,044 as compensation. (Refer to Note 5)

As of June 30, 2022 and December 31, 2021, the Company has 100,001,749 and 1,749 shares of common stock issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTION

Mr. Yan Ping Sheng, majority shareholder, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $0 and $39,349 as of June 30, 2022 and December 31, 2021.

On May 22, 2022, the Company issued shares as a repayment for debt owed to Mr. Yan Ping Sheng in the amount of $83,456. (Refer to Note 4)

On May 22, 2022, the Company issued 18,044,000 shares of common stock in the amount of $18,044 to Mr. Yan Ping Sheng as compensation. (Refer to Note 4)

NOTE 6 – INCOME TAX

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

The Company has accumulated approximately $5,692,340 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no items to disclose or require adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of JJY Holding Group for the three and six months ended June 30, 2022 and 2021, and the notes thereto.

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

Three Months Ended June 30, 2022 and 2021

Revenue

For the three ended June 30, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 were $23,930 compared to $15,990 for the three months ended June 30, 2021. For the three months ended June 30, 2022, professional fees were $5,776, an increase of $776, as compared to $5,000 for the three months ended of June 30, 2021. Operating expenses increased in 2022 due to professional fees and other general and administrative fees incurred for being a SEC public reporting company for the periods.

Other Income and Expenses

For the three months ended June 30, 2022 and 2021, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended June 30, 2022, the Company had a net loss of $23,730 compared to the three months ended March 31, 2021 of a net loss of $15,990.

Six Months Ended June 30, 2022 and 2021

Revenue

For the six ended June 30, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the six months ended June 30, 2022 were $58,247 compared to $15,990 for the six months ended June 30, 2021. For the six months ended June 30, 2022, professional fees were $31,776, an increase of $26,776, as compared to $5,000 for the six months ended of June 30, 2021. The increase is related to accounting and audit fees, consulting fees, corporate service fees, and SEC filing fees incurred being a public reporting company between the two periods.

Other Income and Expenses

For the six months ended June 30, 2022 and 2021, the Company did not have any other income or expenses.

Net Income (Loss)

For the six months ended June 30, 2022, the Company had a net loss of $58,247 compared to the six months ended June 30, 2021 of a net loss of $15,990.

Liquidity and Capital Resources

As of June 30, 2022, we had no cash and a working capital deficit of $816.

Operating Activities

Net cash used in operating activities increased $43,982, from $125 for the six months period ended March 31, 2021 to $44,107 for the six months period ended June 30, 2022. This increase was due to the increase of a $18,043 in stock-based compensation, a decrease of $3,903 in accounts payable and accrued expenses along with a net loss of $58,247.

Investing Activities

No investing activities occurred during the nine months ended June 30, 2022 and 2021.

Financing Activities

During the six months ended June 30, 2022 and 2021, the Company received advances of $44,107 and $125 from a related party for working capital purposes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 22, 2022, the Company issued 81,956,000 shares of common stock and 1,500,000 shares of Series A preferred stock as a repayment for debt owed to a related party in the amount of $83,456.

On May 22, 2022, the Company issued 18,044,000 shares of common stock and shares as compensation in the amount of $18,044.

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

JJY HOLDING GROUP

Date: August 10, 2022	By:	/s/ Yanping Sheng
	Name:	Yanping Sheng
	Title:	President and Chief Executive Officer

Date: August 10, 2022	By:	/s/ Yanping Sheng
	Name:	Yanping Sheng
	Title:	Chief Financial Officer

