Form 10-Q
period 2022-09-30
JJY Holding Group
filed 2022-11-14
CIK 1883389

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

0086-21-5091-7695

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

As of September 30, 2022, there were 100,001,749 shares outstanding of the registrant’s common stock.

JJY HOLDING GROUP

FORM 10-Q

September 30, 2022

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

JJY Holding Group

FORMERLY BEESFREE, Inc.

BALANCE SHEETS

Unaudited

	September 30,	December 31,
	2022	2021
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$899	$4,719
Due to related party	4,638	39,349
Total Current Liabilities	5,537	44,068
Total Liabilities	5,537	44,068

Commitment & contingencies	–	–

Stockholders' Deficit
Preferred Stock Series A, $0.001 par value; 10,000,000 shares authorized, 1,500,000 and 0 shares issued and outstanding, respectively	1,500	–
Common Stock, $0.001 par value; 195,000,000 shares authorized, 100,001,749 and 1,749 shares issued and outstanding, respectively	100,001	2
Additional paid-in capital	5,590,023	5,590,023
Accumulated income (loss)	(5,697,061)	(5,634,093)
Total Stockholders' Deficit	(5,537)	(44,068)
Total Liabilities and Stockholders' Deficit	$–	$–

*     See accompanying notes to financial statements

JJY Holding Group

FORMERLY BEESFREE, Inc.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	3,380	11,200	35,156	16,200
Other general & administrative expense	1,341	1,097	27,812	12,087
Total operating expenses	4,721	12,297	62,968	28,287
Loss from operations	(4,721)	(12,297)	(62,968)	(28,287)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total Other Income (Expenses)	–	–	–	–

Net income (loss) before income taxes	(4,721)	(12,297)	(62,968)	(28,287)
Income tax expense	–	–	–	–
Net income (loss)	$(4,721)	$(12,297)	$(62,968)	$(28,287)

Earnings (Loss) per Share - Basic and diluted	$(0.000)	$(7.031)	$(0.001)	$(16.173)
Weighted Average Shares Outstanding - Basic and diluted	100,001,749	1,749	48,353,397	1,749

*     See accompanying notes to financial statements

JJY Holding Group

FORMERLY BEESFREE, Inc. *

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2022 and 2021

Unaudited

	Preferred Stock Series A		Common Stock		Additional		Total
		Par Value,		Par Value,	Paid-In	Accumulated	Stockholders’
	Shares	$0.001	Shares	$0.001	Capital	Income (loss)	Deficit
Balance, December 31, 2020	–	$–	1,749	$2	$5,590,023	$(5,608,084)	$(18,059)
Net loss	–	–	–	–	–	–	–
Balance, March 31, 2021	–	–	1,749	2	5,590,023	(5,608,084)	(18,059)
Net loss	–	–	–	–	–	(15,990)	(15,990)
Balance, June 30, 2021	–	–	1,749	2	5,590,023	(5,624,074)	(34,049)
Net loss	–	–	–	–	–	(12,297)	(12,297)
Balance September 30, 2021	–	$–	1,749	$2	$5,590,023	$(5,636,371)	$(46,346)

Balance, December 31, 2021	–	$–	1,749	$2	$5,590,023	$(5,634,093)	$(44,068)
Net loss	–	–	–	–	–	(34,317)	(34,317)
Balance March 31, 2022	–	–	1,749	2	5,590,023	(5,668,410)	(78,385)
Debt converted to equity	1,500,000	1,500	81,956,000	81,956			83,456
Shares issued for services or compensation	–	–	18,044,000	18,043	–	–	18,043
Net loss	–	–	–	–	–	(23,930)	(23,930)
Balance June 30, 2022	1,500,000	1,500	100,001,749	100,001	5,590,023	(5,692,340)	(816)
Net loss	–	–	–	–	–	(4,721)	(4,721)
Balance September 30, 2022	1,500,000	$1,500	100,001,749	$100,001	$5,590,023	$(5,697,061)	$(5,537)

*     See accompanying notes to financial statements

JJY Holding Group

FORMERLY BEESFREE, Inc.

STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(62,968)	$(28,287)
Adjustment to reconcile Net loss from operations:
Shares issued for services or compensation	18,043	–
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities	–	–
Other current receivables and prepayments	–	499
Accounts payable and accrued expenses	(3,820)	6,871
Net Cash Used in Operating Activities	(48,745)	(20,917)

Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	48,745	20,917
Net Cash Provided by Financing Activities	48,745	20,917

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

Non-Cash Investing and Financing Activities
Dividends declared and accrued	$–	$–
Shares issued for debt payable	$83,456	$–

      See accompanying notes to financial statements

JJY HOLDING GROUP

Formerly BEESFREE INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2022

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2022 of $5,697,061 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2022 and December 31, 2021, the Company has 1,500,000 and nil shares of Series A preferred stock issued and outstanding.

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

On May 22, 2022, the Company issued 81,956,000 shares of common stock in the amount of $81,956 as a repayment for debt owed. (Refer to Note 5)

On May 22, 2022, the Company issued 18,044,000 shares of common stock in the amount of $18,044 as compensation. (Refer to Note 5)

As of September 30, 2022 and December 31, 2021, the Company has 100,001,749 and 1,749 shares of common stock issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTION

Mr. Yan Ping Sheng, majority shareholder, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $4,638 and $39,349 as of September 30, 2022 and December 31, 2021.

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

The Company has accumulated approximately $5,697,061 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no items to disclose or require adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of JJY Holding Group for the three and nine months ended September 30, 2022 and 2021, and the notes thereto.

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

Three Months Ended September 30, 2022 and 2021

Revenue

For the three ended September 30, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 were $4,721 compared to $12,297 for the three months ended September 30, 2021. For the three months ended September 30, 2022, professional fees were $3,380, a decrease of $7,820, as compared to $11,200 for the three months ended of September 30, 2021. Operating expenses decrease in 2022 due to additional professional fees and other general and administrative fees incurred for being a SEC public reporting company in 2021.

Other Income and Expenses

For the three months ended September 30, 2022 and 2021, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended September 30, 2022, the Company had a net loss of $4,721 compared to the three months ended March 31, 2021 of a net loss of $12,297.

Nine Months Ended September 30, 2022 and 2021

Revenue

For the nine ended September 30, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022 were $62,968 compared to $28,287 for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, professional fees were $35,156, an increase of $18,956, as compared to $16,200 for the nine months ended of September 30, 2021. The increase is related to accounting and audit fees, consulting fees, corporate service fees, and SEC filing fees incurred being a public reporting company between the two periods. The Company also incurred additional fees for corporate actions and registration statement filings.

Other Income and Expenses

For the nine months ended September 30, 2022 and 2021, the Company did not have any other income or expenses.

Net Income (Loss)

For the nine months ended September 30, 2022, the Company had a net loss of $62,968 compared to the nine months ended September 30, 2021 of a net loss of $28,287.

Liquidity and Capital Resources

As of September 30, 2022, we had no cash and a working capital deficit of $5,537.

The Company has not generated any revenues from operations, and may be unable to fund on-going activities. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our own hardware and software, and the possibility of new regulations that will make our company difficult or impossible to operate.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

If we are unable to complete any phase of our development program or fail to raise additional capital to maintain our operations in the future, we may be unable to carry out our full business plan or we may be forced to cease operations.

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $4,638 and $39,349 as of September 30, 2022 and December 31, 2021.

Operating Activities

Net cash used in operating activities increased $27,828, from $20,917 for the nine months period ended September 30, 2021 to $48,745 for the nine months period ended September 30, 2022. This increase was due to the increase of a $18,043 in stock-based compensation, a decrease of $3,820 in accounts payable and accrued expenses, along with a net loss of $62,968.

Investing Activities

No investing activities occurred during the nine months ended September 30, 2022 and 2021.

Financing Activities

During the nine months ended September 30, 2022 and 2021, the Company received advances of $48,745 and $20,917 from a related party for working capital purposes.

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

JJY HOLDING GROUP

Date: November 14, 2022	By:	/s/ Yanping Sheng
	Name:	Yanping Sheng
	Title:	President and Chief Executive Officer

Date: November 14, 2022	By:	/s/ Yanping Sheng
	Name:	Yanping Sheng
	Title:	Chief Financial Officer

