Form 10-K
period 2022-12-31
Da Zhong Trading Group Holding Co
filed 2023-03-31
CIK 1883389

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-53212

Da Zhong Trading Group Holding Company
(Exact name of registrant as specified in its charter)

Nevada	92-0189305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

528 Pudong Road

16th Floor

Shanghai 200120

China

(Address of principal executive offices) (Zip Code)

0086-21-50917695

(Registrant’s telephone number, including area code)

JJY Holding Group

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $0 as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant's common stock outstanding on March 28, 2023 was 46,344,728.

i

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Da Zhong Trading Group Holding Company”, “we,” “us,” “our,” “our Company”.

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

Da Zhong Trading Group Holding Company Formerly JJY Holding Group (the “Company”) was originally incorporated in the State of Nevada on September 4, 2007 as BNH, Inc. On October 4, 2011, the Company filed Articles of Merger with the Nevada Secretary of State. BNH, Inc merged with Da Zhong Trading Group Holding Company and the surviving entity name was The Company was a development stage company that planned to develop a proprietary composite food supplement for honeybees, BeesVita PlusTM which believed to prevent the effects of colony collapse disorder (“CCD”). CCD is a phenomenon in which worker bees from a beehive or colony abruptly disappear effectively killing the colony. The Company’s goal was to initially sell products directly to large beekeepers in the United States, Europe and Argentina.

Business operations for Da Zhong Trading Group Holding Company and its subsidiaries were abandoned by former management and a custodianship action, as described in the subsequent paragraph, was commenced in 2016. The Company filed its last 10-K in 2013, this financial report included liabilities and debts.

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

Mr. Glass performed the following actions in its capacity as custodian:

-	Funded any expenses of the Company including paying off outstanding liabilities
-	Brought the Company back into compliance with the Nevada Secretary of State, resident agent, transfer agent
-	Appointed officers and directors and held a shareholders meeting

The Custodian paid the following expenses on behalf of the Company:

-	Nevada Secretary of State for reinstatement of the Company, $4,311
-	Transfer agent, VStock Transfer LLC, $3,045
-	Amended and Restated Articles of Incorporation for the Company, $175

Upon appointment as the Custodian of the Company and under its duties stipulated by the Nevada court, Mr. Glass took initiative to organize the business of the issuer. As Custodian, the duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the Company with the Nevada Secretary of State. Mr. Glass also had authority to enter into contracts and find a suitable merger candidate. Mr. Glass was compensated for its role as custodian in the amount of 1,000 shares (30,000,0000 shares pre-reverse stock split) of Restricted Common Stock. Mr. Glass did not receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was discharged on January 19, 2017.

On April 2, 2018, Mr. Glass entered into a Stock Purchase Agreement with Yan Ping Sheng, whereby Mr. Sheng purchased 1,000 shares (30,000,0000 shares pre-reverse stock split) of Restricted Common Stock. These shares represent the controlling block of stock. Mr. Glass resigned his position of sole officer and director and appointed Yan Ping Sheng as CEO, Treasurer, Secretary, and Director of the Company.

We are currently a development stage company that involves trading agricultural products, food processing, and be a supply chain for supermarkets.

(b)	Business of Issuer

Da Zhong Trading Group Holding Company is a developmental stage company, incorporated under the laws of the State of Nevada on September 4, 2007. Our plan of business involves trading agricultural products, food processing, and be a supply chain for supermarkets.

On September 29, 2020, Company changed its name in Nevada, the state of domicile, to Da Zhong Trading Group Holding Company.

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

Employees

As of December 31, 2022, we had one officer, one director and no employees. We anticipate that we will begin to fill out our management team as and when we raise capital to begin implementing our business plan. In the interim, we will utilize independent consultants to assist with accounting and administrative matters. We currently have no employment agreements and believe our consulting relationships are satisfactory. We plan to continue to hire independent consultants from time to time on an as-needed basis.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our common stock is currently quoted on the OTC market "Pink Sheets" under the symbol DZGH. and there is limited liquidity in the public trading market for the class of common equity. Although our stock is quoted on OTC markets, the existence of limited or sporadic quotations should not of itself be deemed to constitute an established public trading market. There is no established public trading market for our shares. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

There were no trading activities for the stock for the years ended December 31, 2022 and 2021.

Price Range
Period	High ($)	Low ($)
Year ended December 31, 2022
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A
Year Ended December 31, 2021:
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A

(a)	Holders.

As of, there are approximately 48 holders of an aggregate of 100,001,419 shares of our Common Stock issued and outstanding.

(b)	Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the president intention of management to utilize all available funds for the development of the Registrant’s business.

(c)	Securities authorized for issuance under equity compensation plans.

None.

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2022, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations - Years ended December 31, 2022 and 2021

Revenue

We had no revenues from operations for the years ended December 31, 2022 and 2021.

General and Administrative Expense

General and Administrative Expenses were $76,191 for the year ended December 31, 2022 compared to $26,009 for the year ended December 31, 2021, an increase of $50,182. The increase resulted in increase of professional fess such as auditor fees of $16,250 and other professional fees of $36,201 for the years ended December 31, 2022.

Net Loss

We had a net loss of $76,191 for the year ended December 31, 2022 compared to $26,009 for the year ended December 31, 2021.

Capital Resources and Liquidity - At December 31, 2022 and 2021

Cash Used in Operating Activities

For the years ended December 31, 2022 and 2021, the Company had cash used in operating activities in the amount of $60,393 and $20,917, respectively, which were primarily due to net loss for the year, offset by shares issued for services and compensation, and with changes in accounts payable and accrued liabilities.

Cash Provided by Financing Activities

For the years ended December 31, 2022 and 2021, the Company realized cash provided by financing activities in the amount of $60,393 and $20,917, respectively, which consisted of advances from our CEO for working capital purposes.

As of December 31, 2022 and 2021, we had no cash balances.

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

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s financial statements for the years ended December 31, 2022 and 2021, begins on page F-1 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting was not effective as of December 31, 2022.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2022 and communicated the matters to our management.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2022.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Yanping Sheng	61	CEO, President, Secretary, Treasurer, Director

Mr. Yan Ping Sheng graduated from Tsinghua University with the credentials of EMBA and a degree in Risk Management. His employment is as follows:

•	2013 to present, prepared for the registration of World Financial Holding Group (HK) and he has been served as CEO
•	2014 to present, participated in the merger and acquisition of Baying Ecological Holding Group Inc (ticker symbol: BYIN)
•	2017 to present, participated in the merger and acquisition of Dong Fang Hui Le Inc. (ticker symbol: DFHL)
•	2018 to present, CEO of World Financial Holding Group (USA)
•	2018 to present, served as CEO of Shanghai Capital Holding Co., Ltd
•	2018 to present, Yan Ping Sheng served as the director of World Capital Holding Ltd (BVI)
•	2018 to present, served as CEO and CFO of the Company
•	2018 to present, served as CEO of Shanghai Qifan Enterprise Management Co., Ltd.

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

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our directors or executive officers, other business interests and their involvement with Da Zhong Trading Group Holding Company.

ITEM 11. EXECUTIVE COMPENSATION

For each of the years ended December 31, 2022, and 2021 there was no direct compensation awarded to, earned by, or paid by us to any of our executive officers and directors.

Employment Contracts

The Company has not entered into any employment agreements with its officer and director.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The Company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. Da Zhong Trading Group Holding Company may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2022.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2022 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Amount and Nature of Beneficial Ownership Common Stock (2)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Yanping Sheng	1,000	0.0001%
World Capital Holding Ltd	100,000,000,000	99.99%

	Amount and Nature of Beneficial Ownership Preferred Stock (3)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
World Capital Holding Ltd	0	100%

(1)	Except as otherwise set forth above, the address of each beneficial owner is c/o Da Zhong Trading Group Holding Company, 528 Pudong Road, 16th Floor, Shanghai 200120, China

(2)	Based on 100,001,749 shares of common stock issued and outstanding as of December 31, 2022, together with securities exercisable or convertible into shares of common stock or having voting power with respect to such securities.
(3)	Based on 1 shares of preferred stock issued and outstanding as of December 31, 2022.

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

Under Regulation S-K Item 404(c)(2) Registrants shall provide the disclosure required by paragraphs (c)(1)(i) and (c)(1)(ii) of this Item as to any person who acquired control of a registrant that is a shell company, or any person that is part of a group, consisting of two or more persons that agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of a registrant, that acquired control of a registrant that is a shell company.

Mr. Yan Ping Sheng was considered to be control person of the Company prior to May 17, 2022. Mr. Yan Ping Sheng purchased 1,000 shares (30,000,0000 shares pre-reverse stock split) of the Company’s Restricted Common Stock. These shares represent the controlling block of stock and were purchased from Bryan Glass for $120,000.

World Capital Holding Ltd is considered to be control person of the Company. World Capital Holding Ltd was issued 100,000,000 shares of the Company’s Restricted Common Stock and 9,500,000 shares of the Company’s Series A Preferred Stock as compensation.

Transactions with Related Persons

Mr. Yan Ping Sheng, majority shareholder, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $16,286 and $39,349 as of December 31, 2022 and 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The following table represents fees billed for each of the years ended December 31 for professional audit services rendered by our independent registered public accounting firm:

	2022	2021

Audit fees(1)	$16,250	$13,500
Audit-related fees
Tax fees
All other fees
Total	$16,250	$13,500

(1)	“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

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

Da Zhong Trading Group Holding Company
(Registrant)

Date: March 30, 2023	By:	/s/ Yanping Sheng
Yanping Sheng
Chief Executive Officer
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Da Zhong Trading Group Holding Company (Formerly JJY Holding Group)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Da Zhong Trading Group Holding Company (the "Company") as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

March 30, 2023

DA ZHONG TRADING GROUP HOLDING COMPANY

FORMERLY JJY HOLDING GROUP

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$2,474	$4,719
Due to related party	16,286	39,349
Total Current Liabilities	18,760	44,068
Total Liabilities	18,760	44,068

Commitment & contingencies	–	–

Stockholders' Deficit
Preferred Stock Series A, $0.001 par value; 10,000,000 shares authorized, 1,500,000 and no shares issued and outstanding, respectively	1,500	–
Common Stock, $0.001 par value; 195,000,000 shares authorized, 100,001,749 and 1,749 shares issued and outstanding, respectively	100,001	2
Additional paid-in capital	5,590,023	5,590,023
Accumulated loss	(5,710,284)	(5,634,093)
Total Stockholders' Deficit	(18,760)	(44,068)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

DA ZHONG TRADING GROUP HOLDING COMPANY

FORMERLY JJY HOLDING GROUP

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2022	2021
Revenues	$–	$–

Operating expenses
Professional fees	52,451	13,500
Other general & administrative expense	23,740	12,509
Total operating expenses	76,191	26,009
Loss from operations	(76,191)	(26,009)

Other Income (Expenses)
Interest income (expense)	–	–
Total Other Income (Expenses)	–	–

Net loss before income taxes	(76,191)	(26,009)
Income tax expense	–	–
Net loss	$(76,191)	$(26,009)

Loss per Share - Basic and Diluted	$0.000	$0.000
Weighted Average Shares Outstanding - Basic and Diluted	61,371,612	1,749

See accompanying notes to financial statements

DA ZHONG TRADING GROUP HOLDING COMPANY

FORMERLY JJY HOLDING GROUP

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2022 and 2021

	Preferred Stock Series A		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2020	–	$–	1,749	$2	$5,590,023	$(5,608,084)	$(18,059)
Net loss	–	–	–	–	–	(26,009)	(26,009)
Balance December 31, 2021	–	$–	1,749	$2	$5,590,023	$(5,634,093)	$(44,068)

Balance, December 31, 2021	–	$–	1,749	$2	$5,590,023	$(5,634,093)	$(44,068)
Debt converted to equity	1,500,000	1,500	81,956,000	81,956	–	–	83,456
Shares issued for services or compensation	–	–	18,044,000	18,043	–	–	18,043
Net loss	–	–	–	–	–	(76,191)	(76,191)
Balance December 31, 2022	1,500,000	$1,500	100,001,749	$100,001	$5,590,023	$(5,710,284)	$(18,760)

See accompanying notes to financial statements

DA ZHONG TRADING GROUP HOLDING COMPANY

FORMERLY JJY HOLDING GROUP

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(76,191)	$(26,009)
Adjustment to reconcile Net loss from operations:
Shares issued for services or compensation	18,043	–
Changes in operating assets and liabilities
Other current receivables and prepayments	–	499
Accounts payable and accrued expenses	(2,245)	4,593
Interest payable	–	–
Net Cash Used in Operating Activities	(60,393)	(20,917)

Cash Flows from Investing Activities
Acquisitions of fixed assets	–	–
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from related party payables	60,393	20,917
Net Cash Provided by Financing Activities	60,393	20,917

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

Non-Cash Investing and Financing Activities
Shares issued for debt payable	$83,456	$–

See accompanying notes to financial statements

DA ZHONG TRADING GROUP HOLDING COMPANY

FORMERLY JJY HOLDING GROUP

NOTES TO FINANCIAL STATEMENTS

As of and for the years ended December 31, 2022 and 2021

NOTE 1 - ORGANIZATION AND OPERATIONS

Da Zhong Trading Group Holding Company (the “Company”) was originally incorporated in the State of Delaware as ARXA International Energy, Inc. On December 1, 2000, the Company changed its' name to Beesfree, Inc. and was re-incorporated under the laws of State of Nevada. The Company was engaged in oil and gas exploration and development in Utah, Louisiana and Texas. The operations of the Company and its subsidiaries were abandoned by former management and a custodianship action under court order commenced in 2016.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at December 31, 2022 of $5,710,284 without any revenues. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2022 and 2021, the Company has 1,500,000 and nil shares of Series A preferred stock issued and outstanding.

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

On May 22, 2022, the Company issued 81,956,000 shares of common stock in the amount of $81,956 as a repayment for debt owed. (Refer to Note 5)

On May 22, 2022, the Company issued 18,044,000 shares of common stock in the amount of $18,044 as compensation. (Refer to Note 5)

As of December 31, 2022 and 2021, the Company has 100,001,749 and 1,749 shares of common stock issued and outstanding, respectively.

NOTE 5 – RELATED PARTY TRANSACTION

Mr. Yan Ping Sheng, majority shareholder, director and officer of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $16,286 and $39,349 as of December 31, 2022 and December 31, 2021.

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

The Company has accumulated approximately $5,710,284 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no items to disclose or require adjustments.

